Form 10QSB
period 2000-09-30
SNAKE RIVER PROPERTIES INC
filed 2001-02-21
CIK 1119352

SNAKE RIVER PROPERTIES, INC.



                               Filing Type: 10QSB
                          Description: Quarterly Report
                          Filing Date: February 21, 2001
                         Period End: September 30, 2000


                              Primary Exchange: N/A
                                   Ticker: N/A

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                                Table of Contents



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             To jump to a section, double-click on the section name.


                                      10QSB

PART I.........................................................................1
Item 1.........................................................................1
Balance Sheet..................................................................2
Income Statement...............................................................3
Cash Flow Statement............................................................4
Item 2.........................................................................9
PART II.......................................................................10
Item 1........................................................................10
Item 2........................................................................10
Item 3........................................................................10
Item 4........................................................................10
Item 5........................................................................10
Item 6........................................................................10

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------



                                      10QSB

                       Securities and Exchange Commission
                                Washington, D.C.

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

                                                              6189
                                                       (Commission file number)


Snake River Properties, Inc.
 .........
(Exact name of small business issuer as specified in its charter)



              Colorado                      33-0903751
 (State or other jurisdiction               (IRS Employer
 of incorporation or organization)          Identification No.)




     28577 Caminito Pasadero, Suite 420              92590
                San Diego, CA                      (Zip Code)
  (Address of principal executive offices)



(619) 992-7192
(Issuer's telephone number)

 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 5,063,000 shares of Common Stock, no par value per share, as of September 30, 2000.

Transitional Small Business Disclosure Format (Check one):Yes [] No [x]

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                               September 30, 2000


                                     ASSETS

                                                                               September 30, 2000    June 30, 2000
                                                                                  (Unaudited)          (Audited)

CASH......................................................................          $ 8,201           $38,633
EQUIPMENT, less accumulated depreciation of $30...........................              515               530
                                                                                     -------          -------
                                                                                    $ 8,716           $39,163
                                                                                    ========          =======

                              SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding.........................................              -                 -

COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C)........................           94,000            94,000

ACCUMULATED   RETAINED  DEFICIT  ($85,884  accumulated  during  the
development stage)........................................................          (85,884)          (55,437)

ADDITIONAL PAID CAPITAL (Note B)..........................................           600.00            600.00
                                                                                     -------          --------
                                                                                   $  8,716          $ 39,163
                                                                                     =======          ========



        See accompanying summary of significant accounting policies and
                         Notes to Financial Statements

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

                   October 1, 2000 Through September 30, 2000


                                                  Sept. 30, 2000  Sept. 30, 1999
                                                  --------------  --------------
OPERATING EXPENSES
         Professional Fees.........................  $ 28,000      $        0
         Depreciation expenses.....................        15               0
         Travel....................................       347               0
         Registration and Filing Fees..............     1,630               0
         Other.....................................       405               0
                                                     ---------     -----------
                      TOTAL OPERATING EXPENSES       $ 30,447      $        0
                                                     ---------     -----------
                          LOSS FROM OPERATIONS      ($ 30,447)    ($        0)


INCOME TAX EXPENSE                                          0               0
                                                     ---------     -----------

                                      NET LOSS      ( $30,447)     $        0
                                                     =========     ===========


Basis loss per common share.......................    $   *        $     *
                                                     ---------     -----------

Basic weighted average common shares outstanding..  5,063,000       5,000,000
                                                    =========      ===========

*  Less than $.01 per share



        See accompanying summary of significant accounting policies and
                         Notes to Financial Statements

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

                   October 1, 2000 Through September 30, 2000


                                              Sept. 30, 2000     Sept. 30, 1999
                                              --------------     --------------

OPERATING ACTIVITIES
       Net loss............................    $   (30,447)        $        0
                                               ------------        ----------
                         NET CASH (USED IN)
                       OPERATING ACTIVITIES         (4,532)                 0
                                               ------------        ----------

FINANCING ACTIVITIES
       Investment equipment Depreciation...             15                  0
       Payments for offering costs.........              0                  0
                                               ------------         ---------
                       NET CASH PROVIDED BY
                       FINANCING ACTIVITIES             15                  0
                                               ------------         =========


Cash and cash equivalents, beginning of period     (38,633)                 0
   CASH AND CASH EQUIVALENTS, END OF PERIOD          8,200                  0
                                                                    ---------
         CHANGE IN CASH AND CASH EQUIVALENT   S     30,432                  0
                                               ============         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest..........................              0                  0
                                               ============         =========
         Income taxes......................              0                  0
                                               ============         =========












        See accompanying summary of significant accounting policies and
                         Notes to Financial Statements

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A:  NATURE OF ORGANIZATION

                                   Background
The company was incorporated under the laws of Colorado on June 6, 1989. Following incorporation the Company remained an inactive shell company. Effective April 10, 2000, the Company entered the development stage in accordance with SFAS No. 7. The Company's principal activities since April 10, 2000 have consisted of organizational maters and the sale of its no par value common stock.

                              Amendment to Articles
On April 10, 2000, the Company filed amended articles of incorporation with the State of Colorado, at which time the Company revised Article XI, Board of Directors. The Board consists of one director who is also the President of the Company.

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                                Sept. 30, 2000
                                                                ---------------
        U.S. federal statutory graduated rate...................     15.00%
        State income tax rate, net of federal benefit...........      7.51%
        Offering costs..........................................     13.13%
        Net operating loss for which no tax benefit
           is currently available...............................    -35.64%
                                                                ---------------
                                                                      0.00%
                                                                ===============


At September 30, 2000, deferred taxes consisted of a net tax asset of $30,609, due to operating loss carryforwards of $ 85,884, which was fully allowed for in the valuation allowance of $30,609. The valuation allowance from April 10, 2000 (inception) through September 30, 2000 was $30,609. Net operating loss carryforwards will expire through 2020.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


NOTE C:  SHAREHOLDERS' EQUITY

Common stock

In May 2000, the Company conducted a private placement offering whereby it sold 63,000 shares of its no par value common stock for $1.00 per share pursuant to an exemption from registration claimed under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Following its original incorporation in June 1989, the Company issued 40,000,000 shares of its no par value common stock to an officer as payment for services related to the organization and start-up of the Company. The value of the transaction could not be objectively measured as the services were rendered by a related party. The transaction was recorded at a nominal value of $40,000 ($.001 per share) as there was no market price for the Company's common stock on the date of issuance.

Reverse stock split

On April 7, 2000, the Board of Directors authorized an 8 to 1 reverse split of the Company's no par value common stock, effective on that date. As a result of the split, the Company's outstanding common shares were reduced from 40,000,000 to 5,000,000. All per share and shares outstanding data in the accompanying financial statements have been restated to reflect the reverse split.

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            Development stage company

Snake River Properties, Inc. (the "Company") entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises" on June 6, 1989 upon incorporation. The Company operates as a real estate investment firm.

                                Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                           Equipment and depreciation

Equipment is stated at cost. Equipment is depreciated over its estimated useful life using the straight-line method.

Upon retirement or disposition of the furniture and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

                              Web site development

The Company expenses all internal and external costs incurred to develop internal-use computer software. As a development stage company, management has determined there is no assurance that the web site will provide substantive service potential to the Company.

                                  Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.


Income taxes are  computed  under the  provisions  of the  Financial  Accounting
Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

                            Earnings/(loss) per share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted loss per share.

                       Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company's only financial instrument at September 30, 2000 was cash.

                           Cash and Cash Equivalents.

For purposes of the statements of cash flows, The Company considers all highly liquid debt securities purchased with maturity of three months or less to be cash equivalents.

                         Investment in Equity Securities

Equity securities are considered available-for-sale, and are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity under Accumulated Other Comprehensive Income.

                          Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable.

                             Property and Equipment

Property and equipment, consisting of furnishings and equipment used in its current operations, is stated at cost, less accumulated depreciation. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

                                Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

                                  Sales Revenue

Revenues from sales are recorded when the collection of sales proceeds is reasonably assured and all other material conditions of the sales are met. Income on contracts in excess of one month is deferred and recognized monthly, pro-rata, over the term of the agreement.

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                                   Advertising

Advertising costs are charged to operations in the year incurred.

                        Basic Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended September 30, 2000 and September 30, 1999. Net income or loss per share for the periods presented above are based on a weighted average number of shares outstanding of 5,063,000 and 5,000,000 (adjusted for a one-for-eight reverse split) during the three months ended, 2000 and 1999, respectively.

                                Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



Item 2.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

Safe Harbor Statement

Certain  statements in this Form 10-QSB,  including  information set forth under
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

Plan of Operation

The Company's management intends to seek funding from a variety of sources including private placements of its stock, public offerings of its stock, as well as debt financing. Additionally, business combinations with entities with significant cash will be considered. However, there can be no assurance management will be successful in these endeavors.

For the twelve month period from January 1, 2001 to December 31, 2001 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities.

The Company's management is commencing discussions with investment bankers pertaining to a stair step financing plan. This will encompass initial seed capital, a first and second level of private placements, bridge financing, mezzanine financing and an eventual initial public offering. However, there can be no assurance management will be successful in these endeavors.

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


Liquidity and Capital Resources

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2000, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           PART II. OTHER INFORMATION


Item 1       Legal Proceedings

         The Company is not engaged in any legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company's financial position or results of operations.

Item 2       Changes in Securities

         None

Item 3       Defaults Upon Senior Securities

         None

Item 4       Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended September 30, 2000.

Item 5       Other Information

         None.

Item 6       Exhibits and Reports on Form 8-K

         (a)     Exhibits

                  None

         (b)     Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2000.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

 Snake River Properties, Inc.

 Date: February 21, 2001  By: /s/______________________________
                                 Mark W. Moniak
                                 Chairman, Chief Executive Officer and President