Form 10QSB
period 2000-12-31
SNAKE RIVER PROPERTIES INC
filed 2001-02-21
CIK 1119352

SNAKE RIVER PROPERTIES, INC.



                               Filing Type: 10QSB
                          Description: Quarterly Report
                          Filing Date: February 21, 2001
                          Period End: December 31, 2000


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

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 2000



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
                San Diego, CA                       (Zip Code)
  (Address of principal executive offices)



(619) 992-7192
(Issuer's telephone number)

 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 5,063,000 shares of Common Stock, no par value per share, as of December 31, 2000.

Transitional Small Business Disclosure Format (Check one):Yes [] No [x]

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                                December 31, 2000


                                     ASSETS


                                                                               December 31, 2000    June 30, 2000
                                                                                  (Unaudited)          (Audited)

CASH......................................................................          $ 3,683           $38,633
EQUIPMENT, less accumulated depreciation of $45...........................              500               530
                                                                                     -------          -------
                                                                                    $ 4,183           $39,163
                                                                                    ========          =======

                              SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding.........................................              -                 -

COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C)........................           94,000            94,000

ACCUMULATED   RETAINED  DEFICIT  ($90,417 accumulated during the
development stage)........................................................          (90,417)          (55,437)

ADDITIONAL PAID CAPITAL (Note B)..........................................           600.00            600.00
                                                                                     -------          --------
                                                                                   $  4,183          $ 39,163
                                                                                     =======          ========



        See accompanying summary of significant accounting policies and
                         Notes to Financial Statements

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

                    October 1, 2000 Through December 31, 2000


                                                  Dec. 31, 2000    Dec. 31, 1999
                                                  --------------   -------------
OPERATING EXPENSES
         Professional Fees........................   $  3,650      $        0
         Depreciation expenses....................         15               0
         Travel...................................        625               0
         Registration and Filing Fees.............        242               0
         Other....................................        405               0
                                                     ---------     -----------
                          TOTAL OPERATING EXPENSES   $  4,532      $        0
                                                     ---------     -----------
                              LOSS FROM OPERATIONS  ($  4,532)    ($        0)


INCOME TAX EXPENSE                                          0               0
                                                     ---------     -----------

                                          NET LOSS  ( $ 4,532)     $        0
                                                     =========     ===========


Basis loss per common share.......................    $   *        $     *
                                                     ---------     -----------

Basic weighted average common shares outstanding..  5,063,000       5,000,000
                                                    =========      ===========

*  Less than $.01 per share


        See accompanying summary of significant accounting policies and
                         Notes to Financial Statements

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

                    October 1, 2000 Through December 31, 2000

                                               Dec. 31, 2000      Dec. 31, 1999
OPERATING ACTIVITIES
       Net loss............................    $   ( 4,532)        $        0
                                               ------------        ----------
                         NET CASH (USED IN)
                       OPERATING ACTIVITIES         (4,532)                 0
                                               ------------        ----------

FINANCING ACTIVITIES
       Investment equipment Depreciation...             15                  0
       Payments for offering costs.........              0                  0
                                               ------------         ---------
                       NET CASH PROVIDED BY
                       FINANCING ACTIVITIES             15                  0
                                               ------------         =========


Cash and cash equivalents, beginning of period       8,200                  0
   CASH AND CASH EQUIVALENTS, END OF PERIOD          3,683                  0
         CHANGE IN CASH AND CASH EQUIVALENT          4,517                  0
                                               ============         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest..........................              0                  0
                                               ============         =========
         Income taxes......................              0                  0
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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                                 Dec. 31, 2000
                                                                 ---------------
           U.S. federal statutory graduated rate...............       15.00%
           State income tax rate, net of federal benefit.......        7.51%
           Offering costs......................................       13.13%
           Net operating loss for which no tax benefit
              is currently available...........................      -35.64%
                                                                 ---------------
                                                                       0.00%
                                                                 ===============


At December 31, 2000, deferred taxes consisted of a net tax asset of $32,224, due to operating loss carryforwards of $90,417, which was fully allowed for in the valuation allowance of $32,224. The valuation allowance from April 10, 2000 (inception) through December 31, 2000 was $32,224. Net operating loss carryforwards will expire through 2020.

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

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            Development stage company

Snake River Properties, Inc. (the "Company") entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises" on June 6, 1989 upon incorporation . The Company intends to operate as a real estate investment firm.

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

                       Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company's only financial instrument at December 31, 2000 was cash.

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

                        Basic Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended December 31, 2000 and December 31, 1999. Net income or loss per share for the periods presented above are based on a weighted average number of shares outstanding of 5,063,000 and 5,000,000 (adjusted for a one-for-eight reverse split) during the three months ended, 2000 and 1999, respectively.

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

SNAKE RIVER PROPERTIES,  INC - 10QSB - Quarterly Report    Date Filed: 2/21/2001
--------------------------------------------------------------------------------


Liquidity and Capital Resources

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 2000, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         None

Item 3       Defaults Upon Senior Securities

         None

Item 4       Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 2000.

Item 5       Other Information

         None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None

          (b)     Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Snake River Properties, Inc.


 Date: February 21, 2001  By: /s/______________________________
                                 Mark W. Moniak
                                 Chairman, Chief Executive Officer and President