Form 10KSB
period 2000-12-31
SNAKE RIVER PROPERTIES INC
filed 2001-08-13
CIK 1119352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        For the fiscal year ended December 31, 2000
                                        ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        For the transition period from __________________ to _________________
                 Commission file number __________________


                        Commission File Number 000-30856


                          Snake River Properties, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                       28577 Caminito Pasadero, Suite 420
                           San Diego, California 92128
                                 (619) 992-7192


              Colorado                                    33-0903751
     (State of incorporation)                   (IRS Employer Identification #)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                                                   Common Stock, no par value
                                                   Preferred Stock, no par value


[ ]  Check  whether the  issuer (1) filed  all reports  required  to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year: _____________

     The number of shares outstanding of the Registrant's common stock as of December 31, 2000 was 5,063,000.
     The number of shares outstanding of the Registrant's preferred stock as of December 31, 2000 was zero (0).




    Transitional Small Business Disclosure Format:   [ ]  YES    [X]   NO

                                Table of Contents

      Description of Business..................................................3
      Description of Property..................................................4
      Legal Proceedings........................................................4
      Submission of Matters to a Vote of Security Holders......................4
      Market for Common Equity and Related Stockholder Matters.................5
      Management's Discussion and Analysis or Plan of Operations...............5
      Financial Statements.....................................................6
      Changes/Disagreements with Accountants on Accounting/Financial
         Disclosure...........................................................17
      Directors, Executive Officers, Promoters and Control Persons............17
      Executive Compensation..................................................17
      Security Ownership of Certain Beneficial Owners and Management..........18
      Certain Relationships and Related Transactions..........................19
      Exhibits and Reports on Form 8-K........................................20
      Index to Exhibits and Reports...........................................20
      Signatures..............................................................21

DESCRIPTION OF BUSINESS

General
-------

Snake River Properties, Inc. was incorporated in the State of Colorado on June 6, 1989; is a development stage company, has no subsidiaries or affiliated entities, and has had no significant operations or revenues to date. The Articles of Incorporation of Snake River Properties, Inc. authorize 750,000,00 shares of common stock, no par value and 10,000,000 shares of preferred stock, no par value.

Snake River Properties, Inc. has 5,063,000 shares of common stock outstanding as of December 31, 2000; and zero (0) shares of preferred stock outstanding.

Snake River Properties, Inc. has a fiscal year of December 31st.

Description of Business
-----------------------

Snake River Properties, Inc. whose web site is WWW.SNAKERIVERPROPERTIES.COM, intends to operate as an equity real estate investment trust which will acquire, own and operate multi-family residential and multi-tenant industrial properties located within the Snake River Territory (California, Arizona, Colorado, Nevada, Texas or elsewhere in the Southwestern United States).

Geographic Focus

Management has focused the business plan of the Company on multifamily and multi-tenant light industrial property operations in specific geographic areas within the Snake River Territory. Through careful analysis of certain major metropolitan areas that are regionally centralized within the Southwestern United States, the Company intends to gain and retain a competitive advantage in the acquisition of both multifamily residential and multi-tenant industrial properties. In focusing on specific geographic areas, the executive officers have reviewed demographic information, regional building costs and rents, and other relevant information prior to committing to a specific market. The result of this analysis is a narrowing of the initial focus of investment to San Diego and Riverside Counties in California, the City of Phoenix in Arizona, and the City of Las Vegas in Nevada.

Acquisitions

In making acquisitions, Snake River Properties, Inc. intends to seek properties that are;
     (i)  less than 30 years of age at the time of acquisition,
     (ii) available at prices at or below estimated replacement cost after initial renovations and improvements,
     (iii) well-located in their markets,
     (iv) capable of enhanced performance through intensive asset management and physical improvements,
     (v) and/or producing an acceptable percentage of anticipated total return in the form of current income.

Snake River Properties, Inc. presently anticipates acquiring properties from governmental regulatory authorities, lending institutions, mortgagees in possession and through bankruptcy reorganization proceedings. Snake River Properties, Inc. also expects to make acquisitions directly from owners of properties, as well as through the general brokerage community.

Competition

Snake River Properties, Inc. intends that all of properties will be located in developed areas. Numerous other multifamily residential and multi-tenant industrial properties within the market area will compete with Snake River Properties, Inc. for tenants and for properties. The number of competitive multifamily residential and multi-tenant industrial properties in the area could have a materially adverse effect on Snake River Properties, Inc.'s ability to lease the properties and on the amount of rents charged. Snake River Properties, Inc. may be competing for tenants and acquisitions with others who may have greater resources or whose officers and directors may have more experience than that of Snake River Properties, Inc.

Employees

Current employees of Snake River Properties, Inc. are its officers and directors. Snake River Properties, Inc. intends to employ approximately 20 employees in 2001 and approximately 40 employees in 2002.



DESCRIPTION OF PROPERTY

Snake River Properties, Inc. does not own any physical properties at this time.

Snake River Properties, Inc.'s corporate executive office presently is located at 18577 Caminito Pasadero, Suite 420, San Diego, California 92128.



LEGAL PROCEEDINGS

Snake River Properties, Inc. is not presently involved in any litigation nor, to the knowledge of the management of Snake River Properties, Inc., is any litigation threatened.



SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the year ended December 31, 2000.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Currently, there is no public market for Snake River Properties, Inc.'s stock.

Holders

Snake River Properties, Inc. currently has 5,063,000 shares of common stock outstanding and no shares of preferred stock outstanding. As of December 31, 2000 there are forty-seven (47) shareholders comprising the holding of the 5,063,000 shares of outstanding common stock. All outstanding shares of common stock are restricted shares under Rule 144. Snake River Properties, Inc. has no existing stock options or other plans nor or there any outstanding options, warrants or securities convertible into common stock.

Dividend Policy

Snake River Properties, Inc. has never paid a dividend on its common stock, nor is the payment of dividends of its common stock anticipated in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs. The payment of any dividends is at the discretion of the Board of Directors.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Snake River Properties, Inc.'s management is seeking funding from a variety of sources including private placements of its stock, public offerings of its stock, as well as debt financing. Additionally, business combinations with entities with significant cash will be considered. However, there can be no assurance management will be successful in these endeavors.

Snake River Properties, Inc.'s management is conducting discussions with investment bankers pertaining to a stair step financing plan. This will encompass initial capital, a first and second level of private placements, bridge financing, mezzanine financing and an eventual initial public offering. However, there can be no assurance management will be successful in these endeavors.

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                    Page
                                                                    ----

Independent auditors' report.........................................F-2

Balance sheet, December 31, 2000.....................................F-3

Statement of operations, April 10, 2000 through
    December 31, 2000................................................F-4

Statement of cash flows, April 10, 2000
    Through December 31, 2000........................................F-5

Statement of Shareholder's Equity
     Through December 31, 2000...................................... F-6

Notes to financial statements........................................F-7

Summary of significant accounting policies...........................F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Snake River Properties, Inc.

We have audited the balance sheet of Snake River Properties Inc.(a development stage company) as of December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows, from April 10, 2000 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snake River Properties, Inc. as of December 31, 2000, and the results of its operations and its cash flows from April 10, 2000 through December 31, 2000, in conformity with generally accepted accounting principles.



                                                     Craig W. Conners, C.P.A.
                                                     San Diego, California
                                                     July 30, 2001















                                      (F-2)

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2000


                                     ASSETS

                                                                                   December 31, 2000        June 30, 2000
                                                                                      (Unaudited)             (Audited)

CASH................................................................................  $    3,683             $  38,633
EQUIPMENT, less accumulated depreciation of $45.....................................         500                   530
                                                                                      -----------            ----------
                                                                                      $    4,183             $  39,163
                                                                                      ===========            ==========

                              SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding...................................................        -                     -

COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C)..................................      94,000                94,000
ACCUMULATED RETAINED DEFICIT ($90,417 accumulated during the development stage).....
                                                                                         (90,417)              (55,437)
ADDITIONAL PAID CAPITAL (Note B)....................................................         600                   600
                                                                                      -----------            ----------
                                                                                      $    4,183             $  39,163
                                                                                      ===========            ==========











          See accompanying summary of significant accounting policies and Notes to Financial Statements


                                      (F-3)

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Operations


                     June 6, 1989 Through December 31, 2000


                                                           Dec. 31, 2000       Dec. 31, 1999
                                                           -------------       -------------
OPERATING EXPENSES
         Professional Fees................................    $ 37,650             $     0
         Depreciation expenses............................          45                   0
         Travel...........................................       4,141                   0
         Registration and Filing Fees.....................       1,872                   0
         Other............................................       6,708                   0
                                                                 -----             --------


                    TOTAL OPERATING EXPENSES                 ($ 50,416)            $     0
                                                             ----------            --------
                          LOSS FROM OPERATIONS               ($ 50,416)           ($     0)


INCOME TAX EXPENSE                                                   0                   0
                                                             ----------            --------

                                               NET LOSS      ($ 50,416)            $     0
                                                             ==========            ========


Basis loss per common share...............................    $   *                $    *
                                                             ----------            --------

Basic weighted average common shares outstanding..........    5,063,000             5,000,000
                                                             ==========            ==========

*  Less than $.01 per share












          See accompanying summary of significant accounting policies and Notes to Financial Statements


                                      (F-4)

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows


                            Through December 31, 2000


                                                                        Dec. 31, 2000       Dec. 31, 1999
OPERATING ACTIVITIES
         Net loss....................................................    $ (50,416)           $      0
                                                                         ----------           ---------
                                          NET CASH (USED IN)
                                        OPERATING ACTIVITIES               (50,416)                  0
                                                                         ----------           ---------

FINANCING ACTIVITIES
         Investment equipment Depreciation...........................           45                   0
         Payments for offering costs.................................           55                   0
                                                                         ----------          ----------

                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES                 100                   0
                                                                         ----------          ----------


Cash and cash equivalents, beginning of period                              54,000                   0
                      CASH AND CASH EQUIVALENTS, END OF PERIOD               3,684                   0
                                                                         ----------          ----------
                           CHANGE IN CASH AND CASH EQUIVALENTS              50,316                   0
                                                                         ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest....................................................            0                   0
                                                                         ==========          ==========
         Income taxes................................................            0                   0
                                                                         ----------          ----------













          See accompanying summary of significant accounting policies and Notes to Financial Statement


                                      (F-5)

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                        Statement of Shareholder's Equity
               June 6, 1989 (Inception) through December 31, 2000

                                       Common Stock              Additional Paid     Retained
                                 Shares           Amount           In Capital         Deficit        Total
                                 ------           ------           ----------         -------        -----
Balance April 10, 2000           5,000,000        $40,000              --             ($40,000)        --
May 1, 2000 shares sold
In private placement offering
Net of offering Costs               63,000        $54,000                                            $54,000
Office Space contributed                                              600                                600
Net loss from April 10,2000
Through December 31, 2000                                                             ($50,416)     ($50,416)
                                                                                                    ---------
         Balance, December 31, 2001                                                                  $ 4,184*

                                          *difference due to rounding

















           See accompanying summary of significant accounting policies and Notes to Financial Statement


                                      (F-6)

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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                                 Sept. 30, 2000
                                                                 ---------------
     U.S. federal statutory graduated rate......................     15.00%
     State income tax rate, net of federal benefit..............      7.51%
     Offering costs.............................................     13.13%
     Net operating loss for which no tax benefit
        is currently available..................................    -35.64%
                                                                    -------
                                                                      0.00%
                                                                    =======


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


                                      (F-7)

NOTE C:  SHAREHOLDERS' EQUITY

Common stock
------------

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















                                      (F-8)

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            Development stage company

Snake River Properties, Inc., (the "Company") entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises" on June 6, 1989 upon incorporation. The Company operates as a real estate investment firm.

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


Income taxes are  computed  under the  provisions  of the  Financial  Accounting
Standards  Board  (FASB)  Statement  109 No. (SFAS 109),  Accounting  for Income


                                     (F-9)
                                       14


Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

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


                                     (F-10)
                                       15


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

                             Risks and Uncertainties

The company is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through June 30, 2001 and lack of operational history, among other matters, raise substantial doubt about it's ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

The future of the Company's operations depends in part on it's sale of additional shares through a private placement memorandum.


                                     (F-11)

CHANGES IN / DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING/FINANCIAL DISCLOSURE

There have been no disagreements between Snake River Properties, Inc. and its independent accountants on any matter of accounting principles or practices or financial statement disclosures. There have been no changes in Snake River Properties, Inc.'s independent accountants.


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and officers of Snake River Properties, Inc. are as follows:

Name                       Age          Position(s)
----                       ---          -----------

Mark W. Moniak              36          Chairman of the Board, President and
                                        Chief Executive Officer

Marisa L. Chatfield         36          Secretary and Treasurer

Mark W. Moniak has served as President, Chief Executive Officer, and Chairman of the Board of Directors since April 2000. From 1989 until present, Mr. Moniak served as Director of Sales for Baldwin Steel Company in Southern California. His duties include managing a six state western territory, developing strategies, sales and customer service.

Marisa L. Chatfield has served as the Secretary and Treasurer since April 2000. From 1995 until present, Ms. Chatfield was the president of a real estate consulting business, Land Ventures, Ltd., which she formed in 1994 to consult, educate, and assist clients on land and property opportunities in San Diego County, California.


EXECUTIVE COMPENSATION

Snake River Properties, Inc. agreed to pay compensation to its President and Chief Executive Officer, Mark W. Moniak, for the year 2000, in the amount of $10,000.

Snake  River  Properties,   Inc.  has  not  paid  salaries  or  other  forms  of
compensation to employees prior to Mr. Moniak's salary in the year 2000.

Employment Agreements
---------------------
None

Long-Term Incentive Plans
-------------------------
None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, all individuals known to beneficially own 5% or more of Snake River Properties, Inc. common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owner as per the Shareholder List current to December 31, 2000.


   Name and Address                     Amount of Common Shares
 of Beneficial Holder                   of Beneficial Ownership       Percentage
 --------------------                   -----------------------       ----------

  Anthony and Nicole Gangale                    441,575                  8.71
  7067 Rock Dove Street
  Carlsbad, California 92009

  Kenneth M. Chatfiled                          416,575                  8.23
  1724 Caliban Drive
  Encinitas, California 92024

  Jennifer Chatfield                            416,575                  8.23
  4206 Avocado Street
  Angeles, California 90027

  Ruth Blair., Ltd., IBC                        416,375                  8.22
  c/o Callendars & Co.
  One Millars Court
  Nassau, N.P., Bahamas

  InversaMex Capital, Ltd.                      416,375                  8.22
  2726 Shelter Island Drive, Suite 370
  San Diego, California 92106

  Chase Sullivan Krueger                        416,375                  8.22
  3566 Garrison Street
  San Diego, California 92106

  Robert Blair Krueger II                       416,375                  8.22
  701 "B" Street, Suite 248
  San Diego, California 92101

  Kathleen Chatfield                            416,375                  8.22
  1724 Caliban Drive
  Encinitas, California 92024

  Lindsay B. Walters                            416,375                  8.22
  714 Rushville
  La Jolla, California 92037

  Dana Walters                                  416,375                  8.22
  714 Rushville
  La Jolla, California 92037

   Name and Address                     Amount of Common Shares
 of Beneficial Holder                   of Beneficial Ownership       Percentage
 --------------------                   -----------------------       ----------

  Velma Walters                                416,375                   8.22
  P.O. Box 8633
  La Jolla, California 92038

  Thomas H. Somers                             416,375                   8.22
  721 Avalon Court
  San Diego, California

  Mark W. Moniak                                  0                        0
  28577 Caminito Pasadero, Suite 420
  San Diego, California 92128

  Marisa L. Chatfield                             0                        0
  28577 Caminito Pasadero, Suite 420
  San Diego, California 92128

  Directors and Officers as a group               0                        0


Note: Ruth Blair, LTD., a Bahamian international business company ("IBC"), is beneficially owned by Richard Rosburg, a Bahamian citizen.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None during the year ended December 31, 2000.

EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
--------

Snake  River   Properties,   Inc.'s  Articles  of   Incorporation   and  By-laws
incorporated by reference. Reference: Snake River Properties, Inc. 10SB12B/A filing of November 14, 2000.

Reports on Form 8-K
-------------------

None.


INDEX TO EXHIBITS AND REPORTS


         (3)      (i). Articles of Incorporation
                  (ii). By-laws


         (4)      Instruments defining the rights of holders, incl., indentures

                  Incorporated by reference;  see:   Exhibit  3(i)  Articles  of
                  Incorporation and Exhibit 3(ii) By-Laws

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                 Snake River Properties, Inc.
                                             -----------------------------------
                                                         (Registrant)



     Date:       July 29, 2001               \S\ Mark W. Moniak
            ----------------------           -----------------------------------
                                                  (Mark W. Moniak, President)