Form 10QSB
period 2001-03-31
SNAKE RIVER PROPERTIES INC
filed 2001-08-13
CIK 1119352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                        Commission file number 000-30856

                          SNAKE RIVER PROPERTIES, INC.
        (Exact name of small business issuer as specified in its charter)

                   Colorado                               33-0903751
         (State or other jurisdiction                    (IRS Employer
        of incorporation or organization)               Identification No.)

                       28577 Caminito Pasadero, Suite 420
                           San Diego, California 92128
                    (Address of principal executive offices)

                                 (619) 992-7192
                           (Issuer's telephone number)



              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2001 - 5,063,000 shares of Common Stock



     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                          SNAKE RIVER PROPERTIES, INC.


                                      Index

                                                                        Page
                                                                       Number
                                                                       ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of March 31, 2001                             3

           Statements of Operations                                       4

           Statements of Cash Flows                                       5

           Notes to Financial Statements                                  6

           Summary of Significant Accounting Policies                     8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Plan of Operations                               10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              11

Item 2.    Change in Securities and Use of Proceeds                       11

Item 3.    Defaults Upon Senior Securities                                11

Item 4.    Submission of Matters to a Vote of Security Holders            11

Item 5.    Other Information                                              11

Item 6.    Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.     Financial Statements


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2001


                                     ASSETS

                                                                                 March 31, 2001       December 31,
                                                                                  (Unaudited)             2000
                                                                                                       (Audited)

CASH........................................................................       $  2,963             $  3,683
EQUIPMENT, less accumulated depreciation of $60.............................            485                  500
                                                                                   ---------            ---------
                                                                                   $  3,448             $ 39,163
                                                                                   =========            =========

                              SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding...........................................            -                   -

COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C)..........................         94,000               94,000

ACCUMULATED RETAINED DEFICIT ($91,152 accumulated during the
development stage)..........................................................        (91,152)             (90,417)

ADDITIONAL PAID CAPITAL (Note B)............................................            600                  600
                                                                                   ---------            ---------
                                                                                   $  3,448             $ 39,163
                                                                                   =========            =========







          See accompanying summary of significant accounting policies and Notes to Financial Statements

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

                     January 1, 2001 Through March 31, 2001


                                                              March 31, 2001       Dec. 31, 2001
                                                              --------------       -------------
                                                               (unaudited)           (audited)
OPERATING EXPENSES
         Professional Fees..................................   $      500           $   37,650
         Depreciation expenses..............................           15                   45
         Travel.............................................            0                4,141
         Registration and Filing Fees.......................          220                1,872
         Other..............................................            0                 6,708
                                                               -----------          -----------
                                  TOTAL OPERATING EXPENSES            735           $   50,416
                                                               -----------          -----------
                                      LOSS FROM OPERATIONS     $     (735)          $  (50,416)


INCOME TAX EXPENSE                                                      0                    0
                                                               -----------          -----------

                                                  NET LOSS     $     (735)          $   50,416
                                                               ===========          ===========


Basis loss per common share.................................   $     *              $     *
                                                               -----------          -----------

Basic weighted average common shares outstanding............   5,063,000            5,063,000
                                                               ===========          ===========

*  Less than $.01 per share





          See accompanying summary of significant accounting policies and Notes to Financial Statements

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

                     January 1, 2001 Through March 31, 2001


                                                               March. 31, 2001      Dec. 31, 2000
OPERATING ACTIVITIES
         Net loss.........................................      $      (735)          $  (50,416)
                                                                ------------          -----------
                                      NET CASH (USED IN)
                                    OPERATING ACTIVITIES               (735)             (50,416)
                                                                ------------          -----------

FINANCING ACTIVITIES
         Investment equipment Depreciation................               15                   45
         Payments for offering costs......................                0                    0
                                                                -----------           -----------
                                      NET CASH PROVIDED BY
                                      FINANCING ACTIVITIES               15                    0
                                                                ------------          -----------


Cash and cash equivalents, beginning of period                        3,684               54,100
                  CASH AND CASH EQUIVALENTS, END OF PERIOD            2,964                3,684
                                                                ------------          -----------
                  CHANGE IN CASH AND CASH EQUIVALENTS                   720               50,416
                                                                ============          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest.........................................                0                    0
                                                                ============          ===========
         Income taxes.....................................                0                    0
                                                                ------------          -----------


















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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                                March 31, 2001
                                                                ---------------
      U.S. federal statutory graduated rate...................        15.00%
      State income tax rate, net of federal benefit...........         7.51%
      Offering costs..........................................        13.13%
      Net operating loss for which no tax benefit
         is currently available...............................       -35.64%
                                                                 -------------
                                                                       0.00%
                                                                 =============


At March 31, 2001, deferred taxes consisted of a net tax asset of $32,486, due to operating loss carryforwards of $ 91,152, which was fully allowed for in the valuation allowance of $32,486. The valuation allowance from April 10, 2000 (inception) through March 31, 2001 was $32,486. Net operating loss carryforwards will expire through 2021.

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

                       Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company's only financial instrument at March 31, 2001 was cash.

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

                        Basic Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended March 31, 2001 and December 31, 2000. Net income or loss per share for the periods presented above are based on a weighted average number of shares outstanding of 5,063,000 and 5,000,000 (adjusted for a one-for-eight reverse split) during the three months ended, March 31, 2001 and 2000, respectively.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through March 31, 2001 and lack of operational history, among other matters, raise substantial doubt about it's ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

The future of the Company's operations depends in part on it's sale of additional shares through a private placement memorandum.


Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

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

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.     Legal Proceedings

     The Company is not engaged in any legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company's financial position or results of operations.

Item 2.     Changes in Securities

     None.

Item 3.     Defaults Upon Senior Securities

     None.

Item 4.     Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2001.

Item 5.     Other Information

     None.

Item 6.     Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                 None.

                 (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2001.


                                   SIGNATURES
                                   ----------





     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized






                                                  SNAKE RIVER PROPERTIES, INC.



                                                  By:  /s/ Mark W. Moniak
                                                  ------------------------------
                                                  Mark W. Moniak, President


Date:  August 13, 2001