Form 10QSB
period 2001-06-30
SNAKE RIVER PROPERTIES INC
filed 2001-08-13
CIK 1119352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                          SNAKE RIVER PROPERTIES, INC.


                                      Index

                                                                        Page
                                                                       Number
                                                                       ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of June 30, 2001                              3

           Statements of Operations                                       4

           Statements of Cash Flows                                       5

           Notes to Financial Statements                                  6

           Summary of Significant Accounting Policies                     8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Plan of Operations                              10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             11

Item 2.    Change in Securities and Use of Proceeds                      11

Item 3.    Defaults Upon Senior Securities                               11

Item 4.    Submission of Matters to a Vote of Security Holders           11

Item 5.    Other Information                                             11

Item 6.    Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                               12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.     Financial Statements


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                                  June 30, 2001


                                     ASSETS

                                                                            June 30, 2001        December 31,
                                                                             (Unaudited)             2000
                                                                                                  (Audited)

CASH..................................................................      $   1,342            $   3,683
EQUIPMENT, less accumulated depreciation of $75.......................            470                  500
                                                                            ---------            ----------
                                                                            $   1,812            $  39,163
                                                                            =========            ==========
                              SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding.....................................           -                    -

COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C)....................         94,000               94,000

ACCUMULATED RETAINED DEFICIT ($92,788 accumulated during the
development stage)....................................................        (92,788)             (90,417)

ADDITIONAL PAID CAPITAL (Note B)......................................            600                  600
                                                                             ---------            ---------
                                                                            $   1,812             $ 39,163
                                                                             =========           ==========











          See accompanying summary of significant accounting policies and Notes to Financial Statements

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

                       April 1, 2001 Through June 30, 2001


                                                                  June 30, 2001        Dec. 31, 2001
                                                                  -------------        -------------
                                                                   (unaudited)           (audited)
OPERATING EXPENSES
         Professional Fees.......................................  $    1,600           $   37,650
         Depreciation expenses...................................          15                   45
         Travel..................................................           0                4,141
         Registration and Filing Fees............................         220                1,872
         Other...................................................          22                6,708
                                                                   -----------          -----------
                    TOTAL OPERATING EXPENSES                       $    1,637           $   50,416
                                                                   -----------          -----------
                                     LOSS FROM OPERATIONS         ($    1,637)         ($   50,416)


INCOME TAX EXPENSE                                                          0                    0
                                                                   -----------          -----------

                                                 NET LOSS         ($    1,637)          $   50,416
                                                                   ==========           ===========


Basis loss per common share......................................  $    *               $     *
                                                                   -----------          -----------

Basic weighted average common shares outstanding.................  5,063,000            5,063,000
                                                                   ==========           ===========

*  Less than $.01 per share






          See accompanying summary of significant accounting policies and Notes to Financial Statements

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

                       April 1, 2001 Through June 30, 2001


                                                                     June 30, 2001       Dec. 31, 2000
OPERATING ACTIVITIES
         Net loss................................................     $    (1,637)        $ (50,416)
                                                                      ------------        ----------
                              NET CASH (USED IN)
                            OPERATING ACTIVITIES                           (1,637)          (50,416)
                                                                      ------------        ----------

FINANCING ACTIVITIES
         Investment equipment Depreciation.......................              15                45
         Payments for offering costs.............................               0                 0
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES                             15                 0
                                                                      ------------        ----------


Cash and cash equivalents, beginning of period                              2,964            54,100
           CASH AND CASH EQUIVALENTS, END OF PERIOD                         1,342             3,684
                                                                      ------------        ----------
                CHANGE IN CASH AND CASH EQUIVALENTS                         1,622            50,416
                                                                      ============        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest...............................................                0                 0
                                                                      ============        ==========
         Income taxes............................................               0                 0
                                                                      ------------        ----------














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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                                 June 30, 2001
                                                                 -------------
   U.S. federal statutory graduated rate.....................        15.00%
   State income tax rate, net of federal benefit.............         7.51%
   Offering costs............................................        13.13%
   Net operating loss for which no tax benefit
      is currently available.................................       -35.64%
                                                                  -----------
                                                                     0.00%
                                                                  ===========


At June 30, 2001, deferred taxes consisted of a net tax asset of $33,069, due to operating loss carryforwards of $ 92,788, which was fully allowed for in the valuation allowance of $33,069. The valuation allowance from April 10, 2000 (inception) through June 30, 2001 was $33,069. Net operating loss carryforwards will expire through 2021.

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

                        Basic Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended June 30, 2001 and December 31, 2000. Net income or loss per share for the periods presented above are based on a weighted average number of shares outstanding of 5,063,000 and 5,063,000 (adjusted for a one-for-eight reverse split) during the three months ended, June 30, 2001 and 2000, respectively.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

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

     None.

Item 3.     Defaults Upon Senior Securities

     None.

Item 4.     Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2001.

Item 5.     Other Information

     None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    None.

            (b)     Reports on Form 8-K.

                    No reports on Form 8-K were filed by the Company  during the fiscal quarter ended June 30, 2001.



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