Form 10QSB
period 2001-09-30
SNAKE RIVER PROPERTIES INC
filed 2001-11-05
CIK 1119352

10QSB

                       Securities and Exchange Commission
                                Washington, D.C.
 .........
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
       For the quarterly period ended September 30, 2001



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



(619) 992-7192
(Issuer's telephone number

 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 5,063,000 shares of Common Stock, no par value per share, as of September 30, 2001.

Transitional Small Business Disclosure Format (Check one):Yes [] No [x]

                          PART I. FINANCIAL INFORMATION

Item 1...         Financial Statements

                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                               September 30, 2001


                                     ASSETS

                                                              September 30, 2001   December 31, 2001
                                                                 (Unaudited)          (Audited)


CASH.............................................................        $58                  $3,683
EQUIPMENT, less accumulated depreciation of $75..................        470                     500
                                                                     -------                 -------
                                                                        $528                 $39,163
                                                                     =======                 =======

                                                SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding................................          -                       -

COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C)...............     94,000                  94,000

ACCUMULATED RETAINED DEFICIT
($94,072 accumulated during the development stage)...............    (94,072)                (90,417)

ADDITIONAL PAID CAPITAL (Note B).................................        600                     600
                                                                    --------                --------
                                                                        $528                 $39,163
                                                                    ========                ========






        See accompanying summary of significant accounting policies and
                         Notes to Financial Statements


                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

                    April 1, 2001 Through September 30, 2001


                                                                  Sept. 30, 2001       Dec. 31, 2001
                                                                     (unaudited)           (audited)
OPERATING EXPENSES

         Professional Fees.......................................         $1,250             $37,650
         Depreciation expenses...................................             15                  45
         Travel..................................................              0               4,141
         Registration and Filing Fees............................              0               1,872
         Other...................................................             33               6,708
                                                                        --------             -------
                                        TOTAL OPERATING EXPENSES           $1298             $50,416
                                                                        --------             -------
                                            LOSS FROM OPERATIONS        ($1,298)           ($50,416)


INCOME TAX EXPENSE                                                             0                   0
                                                                        --------            --------

                                                        NET LOSS        ($1,298)          $   50,416
                                                                        ========          ==========


Basis loss per common share......................................             $*                  $*


Basic weighted average common shares outstanding.................      5,063,000           5,063,000
                                                                       =========           =========

*  Less than $.01 per share



        See accompanying summary of significant accounting policies and
                         Notes to Financial Statements



                          SNAKE RIVER PROPERTIES, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

                    April 1, 2001 Through September 30, 2001


                                                                  Sept. 30, 2001       Dec. 31, 2000
OPERATING ACTIVITIES
         Net loss................................................       $(1,298)           $(50,416)
                                                                       ---------      --------------

                                               NET CASH (USED IN)
                                             OPERATING ACTIVITIES       $(1,298)            (50,416)
                                                                       ---------      --------------

FINANCING ACTIVITIES
         Investment equipment Depreciation.......................             15                  45
         Payments for offering costs.............................              0                   0
                                             NET CASH PROVIDED BY
                                             FINANCING ACTIVITIES             15                   0
                                                                       ---------      ==============


Cash and cash equivalents, beginning of period
                         CASH AND CASH EQUIVALENTS, END OF PERIOD             58              54,100
                                                                       ---------      --------------
                                                                           1,283               3,684
                                                                       ---------      --------------

                              CHANGE IN CASH AND CASH EQUIVALENTS          1,341              50,416
                                                                       =========      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest................................................              0                   0
                                                                       =========      ==============
         Income taxes............................................              0                   0
                                                                       ---------      --------------



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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                                                 Sept. 30, 2001
                                                                                ---------------
      U.S. federal statutory graduated rate......................                        15.00%
      State income tax rate, net of federal benefit..............                         7.51%
      Offering costs.............................................                        13.13%
      Net operating loss for which no tax benefit
         is currently available..................................                       -35.64%
                                                                                ---------------
                                                                                          0.00%
                                                                                ===============


At September 30, 2001, deferred taxes consisted of a net tax asset of $33,069, due to operating loss carryforwards of $ 92,788, which was fully allowed for in the valuation allowance of $33,069. The valuation allowance from April 10, 2000 (inception) through September 30, 2001 was $33,069. Net operating loss carryforwards will expire through 2021.

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

                        Basic Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended September 30, 2001 and December 31, 2000. Net income or loss per share for the periods presented above are based on a weighted average number of shares outstanding of 5,063,000 and 5,063,000 (adjusted for a one-for-eight reverse split) during the three months ended, September 30, 2001 and 2000, respectively.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through September 30, 2001 and lack of operational history, among other matters, raise substantial doubt about it's ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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


Item 1............Legal Proceedings

     The Company is not engaged in any legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company's financial position or results of operations.

Item 2............Changes in Securities

         None

Item 3............Defaults Upon Senior Securities

         None

Item 4............Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended September 30, 2001.

Item 5............Other Information

         None.

Item 6...Exhibits and Reports on Form 8-K

         (a)......Exhibits

                  None

         (b)......Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

 Snake River Properties, Inc.

 Date:................         By:    /s/______________________________
                               Mark W. Moniak
                               Chairman, Chief Executive Officer and President